Form 10-Q
period 1996-03-31
PREMIER AUTO TRUST 1996-1
filed 1996-05-14
CIK 1012731

CONFORMED



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the quarterly period ended     March 31, 1996

                                      OR

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from ________ to ________

Commission file number __ - _____


                           PREMIER AUTO TRUST 1996-1
- -------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


       State of Delaware                               Applied For
- -------------------------------------------------------------------------------
  (State or other jurisdiction of                  (I.R.S.  Employer
   incorporation or organization)                  Identification No.)


 27777 Franklin Road, Southfield, Michigan               48034
- -------------------------------------------------------------------------------

 (Address of principal executive offices)              (Zip Code)


Registrant's telephone number, including area code  (810) 948-3058
                                                   ----------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ___ No __X__

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.


                           PREMIER AUTO TRUST 1996-1
                  STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                MARCH 31, 1996
                           (in millions of dollars)


ASSETS

Cash and Cash Equivalents (Note 1)              $  133.7

Receivables (Note 3)                             1,472.6
                                                --------
TOTAL ASSETS                                    $1,606.3
                                                ========

LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)   $  106.3

Asset Backed Notes (Notes 3 and 4)               1,443.8

Asset Backed Certificates (Notes 3 and 4)           56.2
                                                --------
TOTAL LIABILITIES AND EQUITY                    $1,606.3
                                                ========





See Notes to Financial Statements.


ITEM 1.     FINANCIAL STATEMENTS - (CONTINUED)


                           PREMIER AUTO TRUST 1996-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD MARCH 1, 1996 (INCEPTION) THROUGH MARCH 31, 1996
                           (in millions of dollars)


CASH RECEIPTS

Proceeds from Sale of Notes and Certificates     $1,500.0

Collections of Principal & Interest, and Other      133.7
                                                 --------
TOTAL CASH RECEIPTS                               1,633.7
                                                 --------
CASH DISBURSEMENTS

Purchase of Receivables                           1,500.0
                                                 --------
TOTAL CASH DISBURSEMENTS                          1,500.0
                                                 --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS    $  133.7
                                                 ========






See Notes to Financial Statements.

                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Accounting

The financial statements of Premier Auto Trust 1996-1 (the "Trust") are prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

Cash and Cash Equivalents

Short-term instruments with a maturity of less than three months when purchased are considered to be cash equivalents. The Trust received certain cash deposits from Chrysler Financial Corporation ("CFC") which are held as liquidity and credit enhancement reserves and invested in short-term instruments. Under the Sale and Servicing Agreement, the servicer is required to convey principal and interest collections to the Trust within two business days after their receipt. The Trust invests these collections in short-term instruments pending distribution.


Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments and receivables held for future distributions to Noteholders and Certificateholders, and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders and Certificateholders will be distributed to Premier Auto Receivables Company ("Premier").


NOTE 2 - RELATED PARTIES

Premier is a wholly-owned subsidiary of CFC.


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 1996, among Premier, CFC, and Chemical Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 27, 1996, the Trust issued $250,000,000 aggregate principal amount of 5.4375% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $645,000,000 aggregate principal amount of Floating Rate Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $400,000,000 aggregate principal amount of 6.00% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $148,750,000 aggregate principal amount of 6.05% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the

                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES - continued

"Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1996, between the Trust and The Bank of New York, as Indenture Trustee. The Trust also issued $56,243,689.73 aggregate principal amount of 6.35% Asset Backed Certificates (the "Certificates"). The Certificates represent fractional undivided interests in the Trust.

The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 8, 1996, transferred to the Trust by CFC on March 27, 1996. The Notes are secured by the assets of the Trust pursuant to the Indenture.


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS

Interest on the Class A-1 Notes, the Class A-3 Notes and the Class A-4 Notes will accrue at the respective fixed per annum interest rates specified above. The per annum rate of interest on the Class A-2 Notes for each monthly interest period will equal one-month LIBOR plus 0.07%, subject to a maximum rate of 12% per annum. Interest on the Notes will generally be payable on the sixth day of each month or, if any such day is not a Business Day, on the next succeeding Business Day (each, a "Distribution Date"), commencing May 6, 1996. Principal of the Notes will be payable on each Distribution Date to the extent described in the Prospectus Supplement dated March 21, 1996, and the Prospectus dated March 21, 1996 (collectively, the "Prospectus"); however, no principal payments will be made (i) on the Class A-2 Notes until the Class A-1 Notes have been paid in full, (ii) on the Class A-3 Notes until the Class A-2 Notes have been paid in full, or (iii) on the Class A-4 Notes until the Class A-3 Notes have been paid in full.

Interest on the Certificates will accrue at the fixed per annum interest rate specified above and will be distributed to the Certificateholders on each Distribution Date. No distributions of principal on the Certificates will be made until all the Notes have been paid in full.

Each class of the Notes and the Certificates will be payable in full on the applicable final scheduled Distribution Date as set forth in the Prospectus. However, payment in full of a class of Notes or of the Certificates could occur earlier than such dates as described in the Prospectus. In addition, the Class A-4 Notes will be subject to redemption in whole, but not in part, and the Certificates will be subject to prepayment in whole, but not in part, on any Distribution Date on which CFC exercises its option to purchase the Receivables. CFC may purchase the Receivables when the aggregate principal balance of the Receivables shall have declined to 10% or less of the initial aggregate principal balance of the Receivables purchased by the Trust.

                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 5 - FEDERAL INCOME TAXES

In the opinion of outside legal counsel, for federal income tax purposes, the Class A-2 Notes, Class A-3 Notes, and Class A-4 Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 1996, among Premier Auto Receivables Company ("Premier"), Chrysler Financial Corporation (the "Seller"), and Chemical Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

On March 27, 1996, the Trust issued $250,000,000 aggregate principal amount of 5.4375% Asset Backed Notes, Class A-1, $645,000,000 aggregate principal amount of Floating Rate Asset Backed Notes, Class A-2, $400,000,000 aggregate principal amount of 6.00% Asset Backed Notes, Class A-3 and $148,750,000 aggregate principal amount of 6.05% Asset Backed Notes, Class A-4 (collectively, the "Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1996, between the Trust and The Bank of New York, as Indenture Trustee. The Trust also issued $56,243,689.73 aggregate principal amount of 6.35% Asset Backed Certificates (the "Certificates"). The Certificates represent fractional undivided interests in the Trust. The assets of the Trust include a pool of motor vehicle retail installment sale contracts, secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 8, 1996, transferred to the Trust by the Seller on March 27, 1996. The Notes are secured by the assets of the Trust pursuant to the Indenture.

The Trust has no employees.

                          PART II. OTHER INFORMATION


ITEMS 1,2,3,4,5

There is nothing to report with regard to these items.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as a part of this report:

Exhibit No.

    3       Certificate of Trust of Premier Auto Trust 1996-1.

    4.1 Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee.

    4.2 Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A).

    4.3 Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C).

   27       Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                           PREMIER AUTO TRUST 1996-1

                                  SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.








                                  Premier Auto Trust 1996-1 (Registrant)
                            By:   Chrysler Financial Corporation, as Servicer
                                  -------------------------------------------





Date:  May 13, 1996         By:   s/T. F. Gilman
                                  -------------------------------------------
                                  T. F. Gilman, Vice President and Controller
                                                 Principal Accounting Officer

                           PREMIER AUTO TRUST 1996-1

                                 EXHIBIT INDEX

Exhibit
Number                   Description of Exhibit
- ------                   -----------------------

   3        Certificate of Trust of Premier Auto Trust 1996-1.

   4.1      Amended and Restated Trust Agreement, dated as of
            March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee.

   4.2 Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A).


   4.3 Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C).

   27       Financial Data Schedule