Form 10-Q
period 1996-06-30
PREMIER AUTO TRUST 1996-1
filed 1996-08-12
CIK 1012731

CONFORMED



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q






/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
    THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended     June 30, 1996
                                   -------------
                                      OR



TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from__________________to________________

Commission file number   -
                      ------------

                           PREMIER AUTO TRUST 1996-1
- ----------------------------------------------------------------------------

            (Exact name of registrant as specified in its charter)


                  State of Delaware                              38-3294846
- ----------------------------------------------------------------------------

        (State or other jurisdiction of                    (I.R.S.  Employer
         incorporation or organization)                 (Identification No.)


              27777 Franklin Road, Southfield, Michigan                48034
- ----------------------------------------------------------------------------
           (Address of principal executive offices)               (Zip Code)


Registrant's telephone number, including area code            (810) 948-3058
                                                   -------------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__ No_ X_

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

                           PREMIER AUTO TRUST 1996-1
                  STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                                 JUNE 30, 1996
                           (in millions of dollars)

ASSETS

Cash and Cash Equivalents (Note 1)                      $   94.2

Receivables (Note 3)                                     1,371.3
                                                        --------

TOTAL ASSETS                                            $1,465.5
                                                        ========


LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)           $  131.6

Asset Backed Notes (Notes 3 and 4)                       1,277.7

Asset Backed Certificates (Notes 3 and 4)                   56.2
                                                        --------

TOTAL LIABILITIES AND EQUITY                            $1,465.5
                                                        ========

See Notes to Financial Statements.

                           PREMIER AUTO TRUST 1996-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                   FOR THE PERIOD MARCH 1, 1996 (INCEPTION)
                             THROUGH JUNE 30, 1996
                           (in millions of dollars)

CASH RECEIPTS

Proceeds from Sale of Notes and Certificates                   $1,500.0

Collections of Principal & Interest, and Other                    340.8
                                                               --------
TOTAL CASH RECEIPTS                                             1,840.8
                                                               --------


CASH DISBURSEMENTS

Purchases of Receivables                                        1,557.7

Distributions of Principal                                        166.1

Distributions of Interest                                          16.1

Distributions of Excess Reserves to Seller                          3.0

Distributions of Service Fees                                       3.7
                                                               --------
TOTAL CASH DISBURSEMENTS                                        1,746.6
                                                               --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS                  $   94.2
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

Amounts Held for Future Distribution

Amounts held for future distribution represent certain short-term investments and receivables held for future distributions to Noteholders and Certificateholders, and for liquidity and credit enhancement reserves. Amounts held for liquidity and credit enhancement reserves which are not utilized for future distributions to Noteholders and Certificateholders will be distributed to Premier Receivables L.L.C. ("Premier L.L.C.").


NOTE 2 - RELATED PARTIES

Premier L.L.C. is a limited liability company controlled by CFC. Premier Auto Receivables Company ("PARCO") is a wholly-owned subsidiary of CFC.


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement dated as of March 1, 1996, among PARCO, CFC, and Chemical Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

Chemical Bank Delaware is now known as Chase Manhattan Bank Delaware. Pursuant to an Assignment and Assumption Agreement, PARCO assigned all of its rights and delegated all of its duties in regard to the Trust Agreement and the Purchase Agreement dated as of March 1, 1996, between CFC and PARCO, effective as of June 30, 1996, to Premier L.L.C.

                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES - continued

On March 27, 1996, the Trust issued $250,000,000 aggregate principal amount of 5.4375% Asset Backed Notes, Class A-1 (the "Class A-1 Notes"), $645,000,000 aggregate principal amount of Floating Rate Asset Backed Notes, Class A-2 (the "Class A-2 Notes"), $400,000,000 aggregate principal amount of 6.00% Asset Backed Notes, Class A-3 (the "Class A-3 Notes"), and $148,750,000 aggregate principal amount of 6.05% Asset Backed Notes, Class A-4 (the "Class A-4 Notes" and, together with the Class A-1 Notes, the Class A-2 Notes and the Class A-3 Notes, the "Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1996, between the Trust and The Bank of New York, as Indenture Trustee. The Trust also issued $56,243,689.73 aggregate principal amount of 6.35% Asset Backed Certificates (the "Certificates"). The Certificates represent fractional undivided interests in the Trust.

The assets of the Trust include a pool of motor vehicle retail installment sale contracts ("Receivables"), secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 8, 1996, transferred to the Trust by CFC on March 27, 1996. The Notes are secured by the assets of the Trust pursuant to the Indenture.

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $52,600,000 as of June 30, 1996.


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

                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS - continued

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

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The Trust was formed under the laws of Delaware pursuant to an Amended and Restated Trust Agreement (the "Trust Agreement") dated as of March 1, 1996, among Premier Auto Receivables Company ("PARCO"), Chrysler Financial Corporation ("CFC"), and Chemical Bank Delaware, acting thereunder not in its individual capacity but solely as trustee of the Trust.

Chemical Bank Delaware is now known as Chase Manhattan Bank Delaware. Pursuant to an Assignment and Assumption Agreement, PARCO assigned all of its rights and delegated all of its duties in regard to the Trust Agreement and the Purchase Agreement dated as of March 1, 1996, between CFC and PARCO, effective as of June 30, 1996, to Premier Receivables L.L.C., a Michigan limited liability company.

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

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $52,600,000 as of June 30, 1996.

The Trust has no employees.

                          PART II. OTHER INFORMATION


ITEMS 1,2,3,4,5

There is nothing to report with regard to these items.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)   The following exhibits are filed as a part of this report:

Exhibit No.

    3       Certificate of Trust of Premier Auto Trust 1996-1. Filed as
            Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

    4.1 Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee. Filed as
            Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

    4.2 Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

    4.3 Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

    4.4 Assignment and Assumption Agreement, dated as of June 30, 1996, among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto.

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








                                   Premier Auto Trust 1996-1 (Registrant)
                             By:   Chrysler Financial Corporation, as Servicer
                                   -------------------------------------------






Date:  August 8, 1996        By:   s/T. F. Gilman
                                   -------------------------------------
                                   T. F. Gilman, Vice President and Controller
                                                  Principal Accounting Officer

                           PREMIER AUTO TRUST 1996-1


                                 EXHIBIT INDEX





Exhibit
Number                   Description of Exhibit

   3        Certificate of Trust of Premier Auto Trust 1996-1. Filed as
            Exhibit 3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

   4.1 Amended and Restated Trust Agreement, dated as of March 1, 1996, among Premier Auto Receivables Company, Chrysler Financial Corporation and Chemical Bank Delaware, as Owner Trustee. Filed as
            Exhibit 4.1 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

   4.2 Indenture, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and The Bank of New York, as Indenture Trustee (excluding Schedule A). Filed as Exhibit 4.2 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

   4.3 Sale and Servicing Agreement, dated as of March 1, 1996, between Premier Auto Trust 1996-1 and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

   4.4 Assignment and Assumption Agreement, dated as of June 30, 1996, among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto.

   27      Financial Data Schedule