Form 10-Q
period 1996-09-30
PREMIER AUTO TRUST 1996-1
filed 1996-10-28
CIK 1012731

CONFORMED



                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   Form 10-Q



_X_ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended  September 30, 1996
                                ------------------

                                      OR

___TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the transition period from______________to________________

Commission file number   -
                      --------


                           PREMIER AUTO TRUST 1996-1
------------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


    State of Delaware                                      38-3294846
------------------------------------------------------------------------------
(State or other jurisdiction of                     (I.R.S.  Employer
 incorporation or organization)                      Identification No.)


     27777 Franklin Road, Southfield, Michigan             48034
------------------------------------------------------------------------------
    (Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code     (810) 948-3058
                                                   -------------------

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes_____ No_ X_

                         PART I. FINANCIAL INFORMATION


ITEM 1.     FINANCIAL STATEMENTS
------      --------------------

The interim financial data presented herein are unaudited, but in the opinion of management reflect all adjustments necessary for a fair presentation of such information. Results for interim periods should not be considered indicative of results for a full year.

------      ----------------------------------

                           PREMIER AUTO TRUST 1996-1
                  STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              SEPTEMBER 30, 1996
                           (in millions of dollars)


ASSETS
Cash and Cash Equivalents (Note 1)                      $   88.6

Receivables (Note 3)                                     1,211.6
                                                        --------

TOTAL ASSETS                                            $1,300.2
                                                        ========


LIABILITIES AND EQUITY
Amounts Held for Future Distribution (Note 1)           $  134.3

Asset Backed Notes (Notes 3 and 4)                       1,109.7

Asset Backed Certificates (Notes 3 and 4)                   56.2
                                                        --------
TOTAL LIABILITIES AND EQUITY                            $1,300.2
                                                        ========


See Notes to Financial Statements.

-------     ----------------------------------

                           PREMIER AUTO TRUST 1996-1
                 STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
                   FOR THE PERIOD MARCH 1, 1996 (INCEPTION)
                          THROUGH SEPTEMBER 30, 1996
                           (in millions of dollars)


CASH RECEIPTS
Proceeds from Sale of Notes and Certificates              $1,500.0

Collections of Principal & Interest, and Other               535.5
                                                          --------
TOTAL CASH RECEIPTS                                        2,035.5
                                                          --------


CASH DISBURSEMENTS
Purchases of Receivables                                   1,557.7

Distributions of Principal                                   334.0

Distributions of Interest                                     34.8

Distributions of Excess Reserves to Seller                    13.5

Distributions of Service Fees                                  6.9
                                                          --------
TOTAL CASH DISBURSEMENTS                                   1,946.9
                                                          --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS             $   88.6
                                                          ========


See Notes to Financial Statements.

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
---------------------------------------------------

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


NOTE 2 - RELATED PARTIES
------------------------

Premier L.L.C. is a limited liability company controlled by CFC. Premier Auto Receivables Company ("PARCO") is a wholly-owned subsidiary of CFC.


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES
----------------------------------------------------

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

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 3 - SALE OF ASSET BACKED NOTES AND CERTIFICATES - continued
----------------------------------------------------------------

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

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $46,700,000 as of September 30, 1996.


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS
----------------------------------------

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

-------     ----------------------------------


                           PREMIER AUTO TRUST 1996-1
                         NOTES TO FINANCIAL STATEMENTS


NOTE 4 - PRINCIPAL AND INTEREST PAYMENTS - continued
----------------------------------------------------

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


NOTE 5 - FEDERAL INCOME TAXES
-----------------------------

In the opinion of outside legal counsel, for federal income tax purposes, the Class A-2 Notes, Class A-3 Notes, and Class A-4 Notes will be characterized as debt, and the Trust will not be characterized as an association (or a publicly traded partnership) taxable as a corporation.

ITEM 2.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
-------     ---------------------------------------
            FINANCIAL CONDITION AND RESULTS OF OPERATIONS
            ---------------------------------------------

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

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $46,700,000 as of September 30, 1996.

The Trust has no employees.

                          PART II. OTHER INFORMATION
                          --------------------------

ITEMS 1,2,3,4,5
---------------

There is nothing to report with regard to these items.


ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K
-------     --------------------------------

(a)   The following exhibits are filed as a part of this report:

Exhibit No.
-----------

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

    4.4 Assignment and Assumption Agreement, dated as of June 30, 1996, among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto. Filed as
            Exhibit 4.4 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

   27       Financial Data Schedule


(b) No reports on Form 8-K were filed by the Trust during the quarter for which this report is filed.

                           PREMIER AUTO TRUST 1996-1
                           -------------------------

                                  SIGNATURES
                                  ----------

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








                              Premier Auto Trust 1996-1 (Registrant)
                          By: Chrysler Financial Corporation, as Servicer
                              -------------------------------------------







Date:  October 24, 1996   By: s/T. F. Gilman
                             -------------------------------------------------
                                   T. F. Gilman, Vice President and Controller
                                                 Principal Accounting Officer

                           PREMIER AUTO TRUST 1996-1
                           -------------------------

                                 EXHIBIT INDEX
                                 -------------




Exhibit
Number                   Description of Exhibit
------                   ----------------------

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

  4.4 Assignment and Assumption Agreement, dated as of June 30, 1996, among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto. Filed as
            Exhibit 4.4 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  27        Financial Data Schedule