Form 10-K
period 1996-12-31
PREMIER AUTO TRUST 1996-1
filed 1997-03-27
CIK 1012731

CONFORMED


                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  Form 10-K

_X_ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934.
    For the fiscal year ended  December 31, 1996
                               -----------------
                                      OR

___ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934.

For the transition period from                    to
                              --------------------  ---------------

Commission file number   -
                     -----------------------

                          PREMIER AUTO TRUST 1996-1
----------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


            State of Delaware                           38-3294846
----------------------------------------------------------------------------
     (State or other jurisdiction of                 (I.R.S.  Employer
      incorporation or organization)                  Identification No.)


     27777 Franklin Road, Southfield, Michigan                    48034
----------------------------------------------------------------------------
     (Address of principal executive offices)                  (Zip Code)


Registrant's telephone number, including area code       (810) 948-3058
                                                   -------------------------

Securities registered pursuant to Section 12(b) of the Act:  None
Securities registered pursuant to Section 12(g) of the Act:  None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes__X__ No___

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

                                   PART I.


ITEM 1.     BUSINESS

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

On March 27, 1996, the Trust issued $250,000,000 aggregate principal amount of 5.4375% Asset Backed Notes, Class A-1, (which were retained by CFC), $645,000,000 aggregate principal amount of Floating Rate Asset Backed Notes, Class A-2, $400,000,000 aggregate principal amount of 6.00% Asset Backed Notes, Class A-3 and $148,750,000 aggregate principal amount of 6.05% Asset Backed Notes, Class A-4 (collectively, the "Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1996, between the Trust and The Bank of New York, as Indenture Trustee. The Trust also issued $56,243,689.73 aggregate principal amount of 6.35% Asset Backed Certificates (the "Certificates"). The Certificates represent fractional undivided interests in the Trust. The assets of the Trust include a pool of motor vehicle retail installment sale contracts, secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 8, 1996, transferred to the Trust by CFC on March 27, 1996. The Notes are secured by the assets of the Trust pursuant to the Indenture.

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $41,400,000 as of December 31, 1996.

The Trust has no employees.

ITEM 2.     PROPERTIES

There is nothing to report with regard to this item.

ITEM 3.     LEGAL PROCEEDINGS

There is nothing to report with regard to this item.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

There is nothing to report with regard to this item.

                                   PART II.

ITEM 5.     MARKET FOR REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

There is nothing to report with regard to this item.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial data has been omitted since the required information is included in the financial statements or the notes thereto.

ITEM 7.     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
            FINANCIAL CONDITION AND RESULTS OF OPERATION

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

On March 27, 1996, the Trust issued $250,000,000 aggregate principal amount of 5.4375% Asset Backed Notes, Class A-1, (which were retained by CFC), $645,000,000 aggregate principal amount of Floating Rate Asset Backed Notes, Class A-2, $400,000,000 aggregate principal amount of 6.00% Asset Backed Notes, Class A-3 and $148,750,000 aggregate principal amount of 6.05% Asset Backed Notes, Class A-4 (collectively, the "Notes"). The Notes were issued pursuant to an Indenture dated as of March 1, 1996, between the Trust and The Bank of New York, as Indenture Trustee. The Trust also issued $56,243,689.73 aggregate principal amount of 6.35% Asset Backed Certificates (the "Certificates"). The Certificates represent fractional undivided interests in the Trust. The assets of the Trust include a pool of motor vehicle retail installment sale contracts, secured by security interests in the motor vehicles financed thereby and including certain monies due or received thereunder on or after March 8, 1996, transferred to the Trust by CFC on March 27, 1996. The Notes are secured by the assets of the Trust pursuant to the Indenture.

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $41,400,000 as of December 31, 1996.

The Trust has no employees.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          PREMIER AUTO TRUST 1996-1
                 STATEMENT OF ASSETS, LIABILITIES AND EQUITY
                              DECEMBER 31, 1996
                           (in millions of dollars)


ASSETS
Cash and Cash Equivalents (Note 1)                                $   86.6

Receivables (Note 3)                                               1,064.9
                                                                  --------
TOTAL ASSETS                                                      $1,151.5
                                                                  ========



LIABILITIES AND EQUITY

Amounts Held for Future Distribution (Note 1)                     $  140.6

Asset Backed Notes (Notes 3 and 4)                                   954.7

Asset Backed Certificates (Notes 3 and 4)                             56.2
                                                                  --------
TOTAL LIABILITIES AND EQUITY                                      $1,151.5
                                                                  ========

See Notes to Financial Statements.



                         PREMIER AUTO TRUST 1996-1
               STATEMENT OF CASH RECEIPTS AND DISBURSEMENTS
        FOR THE PERIOD MARCH 1, 1996 (INCEPTION) THROUGH DECEMBER 31, 1996
                                  (in millions of dollars)





CASH RECEIPTS

Proceeds From Sale of Notes and Certificates                $1,500.0

Collections of Principal & Interest, and Other                 710.4
                                                            --------
TOTAL CASH RECEIPTS                                          2,210.4
                                                            --------

CASH DISBURSEMENTS

Purchases of Receivables                                     1,557.7

Distributions of Principal                                     489.0

Distributions of Interest                                       51.0

Distributions of Excess Reserves to Seller                      16.4

Distributions of Service Fees                                    9.7

TOTAL CASH DISBURSEMENTS                                     2,123.8
                                                            --------
CASH RECEIPTS IN EXCESS OF CASH DISBURSEMENTS               $   86.6
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


NOTE 2 - RELATED PARTIES

Premier L.L.C. is a limited liability company controlled by CFC. Premier Auto Receivables Company ("PARCO") is a wholly-owned subsidiary of CFC. The Class A-1 Notes issued by the Trust, as described in Note 3, were retained by CFC.


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

During April 1996, the Indenture Trustee used certain monies on deposit in the trust reserve account (the "Reserve Fund") to purchase from CFC approximately $57,700,000 of Receivables secured by security interests in the motor vehicles financed thereby. Cash proceeds from the liquidation of these Receivables are returned to the Reserve Fund. The aggregate principal balance of these Receivables was approximately $41,400,000 as of December 31, 1996.


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


NOTE 6 - FINANCIAL INSTRUMENTS

The estimated fair value of financial instruments have been determined using available market information and valuation methodologies as described below. However, considerable judgment is required in interpreting market data to develop the estimates of fair value. Accordingly, the estimates presented herein are not necessarily indicative of the amounts that could be realized in a current market exchange. The use of different market assumptions or valuation methodologies may have a material effect on the estimated fair value amounts.

                          PREMIER AUTO TRUST 1996-1
                        NOTES TO FINANCIAL STATEMENTS


NOTE 6 - FINANCIAL INSTRUMENTS - continued

The carrying amounts and estimated fair values of the Trust's financial instruments at December 31, 1996 were as follows:

                                               Carrying              Fair
                                                Amount               Value
                                               --------              -----
                                                  (in millions of dollars)
Cash and Cash Equivalents                      $   86.6             $   86.6
Receivables                                    $1,064.9             $1,068.5
Amounts Held for Future Distribution           $  140.6             $  143.1
Asset Backed Notes                             $  954.7             $  955.7
Asset Backed Certificates                      $   56.2             $   56.3


Assumptions and Methodologies

The carrying value of cash and cash equivalents approximates market value due to the short maturity of these instruments.

The fair value of receivables was estimated by discounting expected cash flows using rates of loans with similar maturities at December 31, 1996.

The fair value of Asset Backed Notes and Certificates was estimated using quoted market prices.

The fair value of Amounts Held for Future Distribution was estimated at carrying value for amounts with short-term maturities and at net realizable value for remaining amounts due Premier L.L.C.

Deloitte &
Touche LLP
-----------------                       --------------------------------------
                                        Suite 900     Telephone (313) 396-3000
                                        600 Renaissance Center
                                        Detroit, Michigan 48243-1704



INDEPENDENT AUDITORS' REPORT

Shareholder and Board of Directors
Chrysler Financial Corporation
Southfield, Michigan

We have audited the accompanying statement of assets, liabilities and equity arising from cash transactions of the Premier Auto Trust 1996-1 as of December 31, 1996, and the related statement of cash receipts and disbursements for the period March 1, 1996 (inception) through December 31, 1996. These financial statements are the responsibility of the management of Chrysler Financial Corporation. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

As described in Note 1, these financial statements were prepared on the basis of cash receipts and disbursements, which is a comprehensive basis of accounting other than generally accepted accounting principles.

In our opinion, such financial statements present fairly, in all material respects, the assets, liabilities and equity arising from cash transactions of the Premier Auto Trust 1996-1 as of December 31, 1996, and its cash receipts and disbursements for the period March 1, 1996 (inception) through December 31, 1996 on the basis of accounting described in Note 1.


/s/ Deloitte & Touche LLP

January 21, 1997

--------------------
Deloitte Touche
Tohmatsu
International
--------------------

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURE

There is nothing to report with regard to this item.

                                  PART III.

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

There is nothing to report with regard to this item.

ITEM 11.    EXECUTIVE COMPENSATION

There is nothing to report with regard to this item.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

There is nothing to report with regard to this item.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

There is nothing to report with regard to this item.

                                   PART IV.

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K

(a)  The following documents are filed as a part of this report:

1.  Financial Statements

      Financial statements for Premier Auto Trust 1996-1 as follows:

      Statement of Assets, Liabilities and Equity - December 31, 1996 (page 4 of this report)

      Statement of Cash Receipts and Disbursements for the period March 1, 1996 (inception) through December 31, 1996 (page 5 of this report)

      Notes to financial statements (pages 6, 7, 8 and 9 of this report)

      Independent Auditors' Report (page 10 of this report)

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES,
            AND REPORTS ON FORM 8-K (CONTINUED)


2.  Financial Statement Schedules

      All financial statement schedules have been omitted because the information to be provided therein is included in the financial statements or the notes thereto.

3.  Exhibits

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

            4.3 Sale and Servicing Agreement, dated as of March 1, 1996, among Premier Auto Trust 1996-1, and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit
                  4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

            4.4 Assignment and Assumption Agreement, dated as of June 30, 1996, among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto. Filed as Exhibit 4.4 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996 and incorporated herein by reference.

            27    Financial Data Schedule


      (b) No reports on Form 8-K were filed by the Trust during the last quarter of the period covered by this report.

                          PREMIER AUTO TRUST 1996-1


                                  SIGNATURES


Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.








                                Premier Auto Trust 1996-1 (Registrant)
                          By:   Chrysler Financial Corporation, as Servicer
                                -------------------------------------------







Date: March 13, 1997      By:   /s/T. F. Gilman
                                -------------------------------------------
                                T. F. Gilman, Vice President and Controller
                                               Principal Accounting Officer



SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT.

No annual report or proxy material has been sent to security holders.

                          PREMIER AUTO TRUST 1996-1


                                EXHIBIT INDEX



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

  4.3 Sale and Servicing Agreement, dated as of March 1, 1996, among Premier Auto Trust 1996-1, and Chrysler Financial Corporation (excluding Schedules A and C). Filed as Exhibit 4.3 to the Trust's Quarterly Report on Form 10-Q for the period ended March 31, 1996, and incorporated herein by reference.

  4.4 Assignment and Assumption Agreement, dated as of June 30, 1996 among Premier Auto Receivables Company, Premier Receivables L.L.C. and each of the Premier Auto Trusts parties thereto. Filed as Exhibit 4.4 to the Trust's Quarterly Report on Form 10-Q for the period ended June 30, 1996, and incorporated herein by reference.

  27   Financial Data Schedule